Form 10-K
period 2020-12-31
Synchrony Card Funding, LLC; Synchrony Card Issuance Trust
filed 2021-03-31
CIK 1724786, 1724789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2020.

or

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                            to

333-224689; 333-224689-01

(Commission File Numbers)

SYNCHRONY CARD ISSUANCE TRUST
(Exact Name of Issuing Entity as Specified in its Charter)

Central Index Key Number of Issuing Entity: 0001724789

SYNCHRONY CARD FUNDING, LLC
(Exact Name of Depositor as Specified in its Charter)

Central Index Key Number of Depositor: 0001724786

SYNCHRONY BANK

(Exact Name of Sponsor as Specified in its Charter)

Central Index Key Number of Sponsor: 0001602566

Delaware
(State or Other Jurisdiction of Incorporation or Organization of the Registrant)

82-3295851
 (I.R.S. Employer Identification No. for Registrant)

777 Long Ridge Road
Stamford, CT 06902

(877) 441-5094
(Address and Telephone Number of Principal Executive Offices of Registrant)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:                        None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:                        None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Registrant does not have any voting or non-voting common equity held by non-affiliates as of the date of this report, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

Documents Incorporated by Reference. None.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 1: Business

(B)	Item 1A: Risk Factors

(C)	Item 2: Properties

(D)	Item 3: Legal Proceedings

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(B)	Item 6: Selected Financial Data

(C)	Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

(D)	Item 7A: Quantitative and Qualitative Disclosures about Market Risk

(E)	Item 8: Financial Statements and Supplementary Data

(F)	Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(G)	Item 9A: Controls and Procedures

Item 9B. Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 10: Directors, Executive Officers and Corporate Governance

(B)	Item 11: Executive Compensation

(C)	Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(D)	Item 13: Certain Relationships and Related Transactions, and Director Independence

(E)	Item 14: Principal Accountant Fees and Services

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)       List of documents filed as part of this Report

(1)       Not applicable.

(2)       Not applicable.

(3)       The exhibits listed below are either included or incorporated by reference as indicated.

Exhibit 3.1	Certificate of Formation of Synchrony Card Funding, LLC, dated November 2, 2017 (incorporated by reference to Exhibit 3.1 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 3.2	Amended and Restated Limited Liability Company Agreement of Synchrony Card Funding, LLC, dated May 1, 2018 (incorporated by reference to Exhibit 3.2 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.1	Amended and Restated Master Indenture, dated as of May 1, 2018, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.2	SynchronySeries Indenture Supplement, dated as of September 26, 2018, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on October 2, 2018)

Exhibit 4.3	Class A(2018-1) Terms Document, dated as of September 26, 2018, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on October 2, 2018)

Exhibit 4.4	Risk Retention Agreement, dated as of September 26, 2018, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on October 2, 2018)

Exhibit 4.5	Class A(2019-1) Terms Document, dated as of March 15, 2019, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on March 21, 2019)

Exhibit 4.6	Risk Retention Agreement, dated as of March 15, 2019, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on March 21, 2019)

Exhibit 4.7	Class A(2019-2) Terms Document, dated as of June 24, 2019, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on June 28, 2019)

Exhibit 4.8	Risk Retention Agreement, dated as of June 24, 2019, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on June 28, 2019)

Exhibit 4.9	Amended and Restated Trust Agreement, dated as of May 1, 2018, among Synchrony Card Funding, LLC, Citibank, N.A. and Citicorp Trust Delaware, National Association (incorporated by reference to Exhibit 4.7 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.10	Custody and Control Agreement, dated as of November 30, 2017, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Custodian and Indenture Trustee (incorporated by reference to Exhibit 4.8 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.11	Amended and Restated Receivables Sale Agreement, dated as of May 1, 2018, between Synchrony Bank, as Seller, and Synchrony Card Funding, LLC, as Buyer (incorporated by reference to Exhibit 4.9 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.12	Amended and Restated Transfer Agreement, dated as of May 1, 2018, between Synchrony Card Funding, LLC, as Transferor, and Synchrony Card Issuance Trust, as Buyer (incorporated by reference to Exhibit 4.10 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.13	Amended and Restated Servicing Agreement, dated as of May 1, 2018, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.11 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.14	Administration Agreement, dated as of November 30, 2017, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.13 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 10.1	Asset Representations Review Agreement, dated as of August 15, 2018, among Synchrony Bank, as Seller and as Servicer, Synchrony Card Funding, LLC, as Transferor, Synchrony Card Issuance Trust, as Issuer, and Clayton Fixed Income Services LLC, as Asset Representations Reviewer (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on August 20, 2018)

Exhibit 31.1	Certification of Officer of Depositor delivered with respect to Synchrony Card Issuance Trust

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Synchrony Bank

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of The Bank of New York Mellon

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of Synchrony Bank

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of The Bank of New York Mellon

Exhibit 35.1	Servicing Compliance Statement of Synchrony Bank

(b)          Exhibit list.

See Item 15(a)(3) above for a list of exhibits filed in response to Item 601 of Regulation S-K.

Item 16. Form 10-K Summary.

Not applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

Not applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not applicable.

Item 1117 of Regulation AB. Legal Proceedings.

Except as disclosed in the following paragraph, there are no legal proceedings pending or proceedings known to be contemplated by governmental authorities against any of Synchrony Card Master Issuance Trust (the “Issuing Entity”), The Bank of New York Mellon (”BNY”), as indenture trustee (the “Indenture Trustee”), Citibank, N.A. (“Citibank”), as owner trustee (the “Owner Trustee”), Citicorp Trust Delaware, National Association, as Delaware trustee (the “Delaware Trustee”), Synchrony Bank (the “Sponsor”) or Synchrony Card Funding, LLC (the “Depositor”) or of which any property of the foregoing is subject, that are material to holders of the notes of Synchrony Card Issuance Trust.

In the ordinary course of business, BNY is named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, BNY has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, BNY denies liability and intends to defend the litigations vigorously.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The information required by item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of the Sponsor and BNY (in its capacity as Indenture Trustee) (collectively, the “PPSFs”) has been identified by the registrant as parties participating in the servicing function with respect to more than 5% of the pool assets held by the Issuing Entity. Each of the PPSFs has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the PPSFs has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K. Neither the Servicing Reports nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the PPSFs, except as set forth in the following paragraph.

The Servicing Report and the Attestation Report for BNY identified the following material instances of non-compliance with servicing criterion 1122(d)(2)(vii)(A),(B),(C),(D), as applicable to BNY during the year ended December 31, 2020:  certain reconciliations were not prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts.   The Servicing Report and the Attestation Report for BNY are at a platform level which includes publicly issued asset-backed securities issued on or after January 1, 2006 and like-kind transactions issued prior to January 1, 2006 that are subject to Regulation AB (including transactions subject to Regulation AB by contractual obligation) for which BNY provides trustee, securities administration, paying agent or custodian services, as defined and to the extent applicable in the transaction agreements, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.  Because the material instance of non-compliance did not relate to BNY’s role as Indenture Trustee for securities issued by the registrant, the Depositor and the Sponsor believe that BNY’s noncompliance with the applicable servicing criteria had no adverse impact on the Issuing Entity’s noteholders.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Sponsor has completed a Statement of Compliance with applicable servicing criteria (the “Compliance Statement”) signed by an authorized officer of such servicer. The Compliance Statement is attached as an exhibit to this 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2021

SYNCHRONY CARD FUNDING, LLC, as Depositor

By:	/s/ Christopher J. Coffey
Name: Christopher Coffey
Title: Vice President, and as the senior officer in charge of securitization

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.