Form 10-K
period 2021-12-31
Synchrony Card Funding, LLC; Synchrony Card Issuance Trust
filed 2022-03-30
CIK 1724786, 1724789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

333-224689; 333-224689-01;

333-257355; 333-257355-01

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Item 9B. Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 10:	Directors, Executive Officers and Corporate Governance

(B)	Item 11:	Executive Compensation

(C)	Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(D)	Item 13:	Certain Relationships and Related Transactions, and Director Independence

(E)	Item 14:	Principal Accountant Fees and Services

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this Report

(1)	Not applicable.

(2)	Not applicable.

(3)	The exhibits listed below are either included or incorporated by reference as indicated.

Exhibit 3.1	Certificate of Formation of Synchrony Card Funding, LLC, dated November 2, 2017 (incorporated by reference to Exhibit 3.1 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 3.2	Amended and Restated Limited Liability Company Agreement of Synchrony Card Funding, LLC, dated May 1, 2018 (incorporated by reference to Exhibit 3.2 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.1	Amended and Restated Master Indenture, dated as of May 1, 2018, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.2	SynchronySeries Indenture Supplement, dated as of September 26, 2018, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on October 2, 2018)

Exhibit 4.3	Supplement No. 1 to SynchronySeries Indenture Supplement, dated as of May 28, 2021, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on June 2, 2021)

Exhibit 4.4	Class A(2018-1) Terms Document, dated as of September 26, 2018, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on October 2, 2018)

Exhibit 4.5	Risk Retention Agreement, dated as of September 26, 2018, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on October 2, 2018)

Exhibit 4.6	Class A(2019-1) Terms Document, dated as of March 15, 2019, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on March 21, 2019)

Exhibit 4.7	Risk Retention Agreement, dated as of March 15, 2019, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on March 21, 2019)

Exhibit 4.8	Class A(2019-2) Terms Document, dated as of June 24, 2019, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on June 28, 2019)

Exhibit 4.9	Risk Retention Agreement, dated as of June 24, 2019, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on June 28, 2019)

Exhibit 4.10	Amended and Restated Trust Agreement, dated as of May 1, 2018, among Synchrony Card Funding, LLC, Citibank, N.A. and Citicorp Trust Delaware, National Association (incorporated by reference to Exhibit 4.7 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.11	Custody and Control Agreement, dated as of November 30, 2017, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Custodian and Indenture Trustee (incorporated by reference to Exhibit 4.8 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.12	Amended and Restated Receivables Sale Agreement, dated as of May 1, 2018, between Synchrony Bank, as Seller, and Synchrony Card Funding, LLC, as Buyer (incorporated by reference to Exhibit 4.9 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.13	Amended and Restated Transfer Agreement, dated as of May 1, 2018, between Synchrony Card Funding, LLC, as Transferor, and Synchrony Card Issuance Trust, as Buyer (incorporated by reference to Exhibit 4.10 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.14	Amended and Restated Servicing Agreement, dated as of May 1, 2018, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.11 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.15	Administration Agreement, dated as of November 30, 2017, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.13 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 10.1	Asset Representations Review Agreement, dated as of August 15, 2018, among Synchrony Bank, as Seller and as Servicer, Synchrony Card Funding, LLC, as Transferor, Synchrony Card Issuance Trust, as Issuer, and Clayton Fixed Income Services LLC, as Asset Representations Reviewer (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on August 20, 2018)

Exhibit 31.1	Certification of Officer of Depositor delivered with respect to Synchrony Card Issuance Trust

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Synchrony Bank

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of The Bank of New York Mellon

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of Synchrony Bank

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of The Bank of New York Mellon

Exhibit 35.1	Servicing Compliance Statement of Synchrony Bank

(b)	Exhibit list.

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

Item 1117 of Regulation AB. Legal Proceedings.

Except as disclosed in the following paragraph, there are no legal proceedings pending or proceedings known to be contemplated by governmental authorities against any of Synchrony Card Master Issuance Trust (the “Issuing Entity”), The Bank of New York Mellon (“BNY”), as indenture trustee (the “Indenture Trustee”), Citibank, N.A. (“Citibank”), as owner trustee (the “Owner Trustee”), Citicorp Trust Delaware, National Association, as Delaware trustee (the “Delaware Trustee”), Synchrony Bank (the “Sponsor”) or Synchrony Card Funding, LLC (the “Depositor”) or of which any property of the foregoing is subject, that are material to holders of the notes of Synchrony Card Issuance Trust.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of the Sponsor and BNY (in its capacity as Indenture Trustee) (collectively, the “PPSFs”) has been identified by the registrant as parties participating in the servicing function with respect to more than 5% of the pool assets held by the Issuing Entity.  Each of the PPSFs has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K.  In addition, each of the PPSFs has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K.  Neither the Servicing Reports nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the PPSFs.

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

Date: March 30, 2022

SYNCHRONY CARD FUNDING, LLC, as Depositor

By:	/s/ Christopher Coffey
Name:	Christopher Coffey
Title:	Vice President, and as the senior officer in charge of securitization

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.