Form 10-K
period 2022-12-31
Synchrony Card Funding, LLC; Synchrony Card Issuance Trust
filed 2023-03-30
CIK 1724786, 1724789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2022.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

Item 1B. Unresolved Staff Comments.

 Not applicable.

Item 4. [Reserved].

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(B)	Item 6:	[Reserved].

(C)	Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(D)	Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

(E)	Item 8:	Financial Statements and Supplementary Data

(F)	Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(G)	Item 9A:	Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)          List of documents filed as part of this Report

(1)       Not applicable.

(2)       Not applicable.

(3)       The exhibits listed below are either included or incorporated by reference as indicated.

Exhibit 3.1	Certificate of Formation of Synchrony Card Funding, LLC, dated November 2, 2017 (incorporated by reference to Exhibit 3.1 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 3.2	Amended and Restated Limited Liability Company Agreement of Synchrony Card Funding, LLC, dated May 1, 2018 (incorporated by reference to Exhibit 3.2 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.1	Amended and Restated Master Indenture, dated as of May 1, 2018, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.2	SynchronySeries Indenture Supplement, dated as of September 26, 2018, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on October 2, 2018)

Exhibit 4.3	Supplement No. 1 to SynchronySeries Indenture Supplement, dated as of May 28, 2021, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on June 2, 2021)

Exhibit 4.4	Class A(2018-1) Terms Document, dated as of September 26, 2018, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on October 2, 2018)

Exhibit 4.5	Risk Retention Agreement, dated as of September 26, 2018, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on October 2, 2018)

Exhibit 4.6	Class A(2019-1) Terms Document, dated as of March 15, 2019, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on March 21, 2019)

Exhibit 4.7	Risk Retention Agreement, dated as of March 15, 2019, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on March 21, 2019)

Exhibit 4.8	Class A(2019-2) Terms Document, dated as of June 24, 2019, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on June 28, 2019)

Exhibit 4.9	Risk Retention Agreement, dated as of June 24, 2019, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on June 28, 2019)

Exhibit 4.10	Class A(2022-1) Terms Document, dated as of April 18, 2022, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on April 22, 2022)

Exhibit 4.11	Risk Retention Agreement, dated as of April 18, 2022, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on April 22, 2022)

Exhibit 4.12	Class A(2022-2) Terms Document, dated as of July 15, 2022, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on July 20, 2022)

Exhibit 4.13	Risk Retention Agreement, dated as of July 15, 2022, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on July 20, 2022)

Exhibit 4.14	Amended and Restated Trust Agreement, dated as of May 1, 2018, among Synchrony Card Funding, LLC, Citibank, N.A. and Citicorp Trust Delaware, National Association (incorporated by reference to Exhibit 4.7 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.15	Custody and Control Agreement, dated as of November 30, 2017, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Custodian and Indenture Trustee (incorporated by reference to Exhibit 4.8 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.16	Amended and Restated Receivables Sale Agreement, dated as of May 1, 2018, between Synchrony Bank, as Seller, and Synchrony Card Funding, LLC, as Buyer (incorporated by reference to Exhibit 4.9 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.17	Amended and Restated Transfer Agreement, dated as of May 1, 2018, between Synchrony Card Funding, LLC, as Transferor, and Synchrony Card Issuance Trust, as Buyer (incorporated by reference to Exhibit 4.10 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.18	Amended and Restated Servicing Agreement, dated as of May 1, 2018, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.11 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.19	Administration Agreement, dated as of November 30, 2017, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.13 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 10.1	Asset Representations Review Agreement, dated as of August 15, 2018, among Synchrony Bank, as Seller and as Servicer, Synchrony Card Funding, LLC, as Transferor, Synchrony Card Issuance Trust, as Issuer, and Clayton Fixed Income Services LLC, as Asset Representations Reviewer (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on August 20, 2018)

Exhibit 31.1	Certification of Officer of Depositor delivered with respect to Synchrony Card Issuance Trust

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Synchrony Bank

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of The Bank of New York Mellon

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of Synchrony Bank

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of The Bank of New York Mellon

Exhibit 35.1	Servicing Compliance Statement of Synchrony Bank

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

Date:	March 30, 2023

SYNCHRONY CARD FUNDING, LLC, as Depositor

		By:	/s/ Christopher Coffey
		Name:	Christopher Coffey
		Title:	Vice President, and as the senior officer in charge of securitization

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.