Form 10-K
period 2023-12-31
Synchrony Card Funding, LLC; Synchrony Card Issuance Trust
filed 2024-03-29
CIK 1724786, 1724789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. ☐ Yes  ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Documents Incorporated by Reference. None.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 1:	Business

(B)	Item 1A:	Risk Factors

(C)	Item 1C:	Cybersecurity.

(D)	Item 2:	Properties

(E)	Item 3:	Legal Proceedings

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)            List of documents filed as part of this Report

(1)            Not applicable.

(2)            Not applicable.

(3)            The exhibits listed below are either included or incorporated by reference as indicated.

Exhibit 3.1	Certificate of Formation of Synchrony Card Funding, LLC, dated November 2, 2017 (incorporated by reference to Exhibit 3.1 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 3.2	Amended and Restated Limited Liability Company Agreement of Synchrony Card Funding, LLC, dated May 1, 2018 (incorporated by reference to Exhibit 3.2 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.1	Amended and Restated Master Indenture, dated as of May 1, 2018, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.2	SynchronySeries Indenture Supplement, dated as of September 26, 2018, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on October 2, 2018)

Exhibit 4.3	Supplement No. 1 to SynchronySeries Indenture Supplement, dated as of May 28, 2021, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on June 2, 2021)

Exhibit 4.4	Class A(2022-1) Terms Document, dated as of April 18, 2022, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on April 22, 2022)

Exhibit 4.5	Risk Retention Agreement, dated as of April 18, 2022, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on April 22, 2022)

Exhibit 4.6	Class A(2022-2) Terms Document, dated as of July 15, 2022, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on July 20, 2022)

Exhibit 4.7	Risk Retention Agreement, dated as of July 15, 2022, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on July 20, 2022)

Exhibit 4.8	Class A(2023-1) Terms Document, dated as of August 9, 2023, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on August 11, 2023)

Exhibit 4.9	Risk Retention Agreement, dated as of August 9, 2023, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on August 11, 2023)

Exhibit 4.10	Class A(2023-2) Terms Document, dated as of November 15, 2023, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on November 20, 2023)

Exhibit 4.11	Risk Retention Agreement, dated as of November 15, 2023, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on November 20, 2023)

Exhibit 4.12	Class A(2024-1) Terms Document, dated as of March 18, 2024, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on March 22, 2024)

Exhibit 4.13	Risk Retention Agreement, dated as of March 18, 2024, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on March 22, 2024)

Exhibit 4.14	Amended and Restated Trust Agreement, dated as of May 1, 2018, among Synchrony Card Funding, LLC, Citibank, N.A. and Citicorp Trust Delaware, National Association (incorporated by reference to Exhibit 4.7 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.15	Custody and Control Agreement, dated as of November 30, 2017, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Custodian and Indenture Trustee (incorporated by reference to Exhibit 4.8 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.16	Amended and Restated Receivables Sale Agreement, dated as of May 1, 2018, between Synchrony Bank, as Seller, and Synchrony Card Funding, LLC, as Buyer (incorporated by reference to Exhibit 4.9 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.17	Amended and Restated Transfer Agreement, dated as of May 1, 2018, between Synchrony Card Funding, LLC, as Transferor, and Synchrony Card Issuance Trust, as Buyer (incorporated by reference to Exhibit 4.10 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.18	Amended and Restated Servicing Agreement, dated as of May 1, 2018, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.11 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.19	Administration Agreement, dated as of November 30, 2017, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.13 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 10.1	Asset Representations Review Agreement, dated as of August 15, 2018, among Synchrony Bank, as Seller and as Servicer, Synchrony Card Funding, LLC, as Transferor, Synchrony Card Issuance Trust, as Issuer, and Clayton Fixed Income Services LLC, as Asset Representations Reviewer (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on August 20, 2018)

Exhibit 31.1	Certification of Officer of Depositor delivered with respect to Synchrony Card Issuance Trust

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Synchrony Bank

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of The Bank of New York Mellon

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of Synchrony Bank

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of The Bank of New York Mellon

Exhibit 35.1	Servicing Compliance Statement of Synchrony Bank

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

Date: March 29, 2024

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