Form 10-K
period 2024-12-31
Synchrony Card Funding, LLC; Synchrony Card Issuance Trust
filed 2025-03-28
CIK 1724786, 1724789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

or

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

333-224689; 333-224689-01; 333-257355; 333-257355-01; 333-280854-01

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)            List of documents filed as part of this Report

(1)            Not applicable.

(2)            Not applicable.

(3)            The exhibits listed below are either included or incorporated by reference as indicated.

Exhibit 3.1	Certificate of Formation of Synchrony Card Funding, LLC, dated November 2, 2017 (incorporated by reference to Exhibit 3.1 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 3.2	Amended and Restated Limited Liability Company Agreement of Synchrony Card Funding, LLC, dated May 1, 2018 (incorporated by reference to Exhibit 3.2 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.1	Amended and Restated Master Indenture, dated as of May 1, 2018, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.2	SynchronySeries Indenture Supplement, dated as of September 26, 2018, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on October 2, 2018)

Exhibit 4.3	Supplement No. 1 to SynchronySeries Indenture Supplement, dated as of May 28, 2021, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on June 2, 2021)

Exhibit 4.4	Class A(2022-1) Terms Document, dated as of April 18, 2022, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on April 22, 2022)

Exhibit 4.5	Risk Retention Agreement, dated as of April 18, 2022, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on April 22, 2022)

Exhibit 4.6	Class A(2022-2) Terms Document, dated as of July 15, 2022, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on July 20, 2022)

Exhibit 4.7	Risk Retention Agreement, dated as of July 15, 2022, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on July 20, 2022)

Exhibit 4.8	Class A(2023-1) Terms Document, dated as of August 9, 2023, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on August 11, 2023)

Exhibit 4.9	Risk Retention Agreement, dated as of August 9, 2023, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on August 11, 2023)

Exhibit 4.10	Class A(2023-2) Terms Document, dated as of November 15, 2023, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on November 20, 2023)

Exhibit 4.11	Risk Retention Agreement, dated as of November 15, 2023, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on November 20, 2023)

Exhibit 4.12	Class A(2024-1) Terms Document, dated as of March 18, 2024, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on March 22, 2024)

Exhibit 4.13	Risk Retention Agreement, dated as of March 18, 2024, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on March 22, 2024)

Exhibit 4.14	Class A(2024-2) Terms Document, dated as of July 30, 2024, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on August 5, 2024)

Exhibit 4.15	Risk Retention Agreement, dated as of July 30, 2024, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on August 5, 2024)

Exhibit 4.16	Class A(2025-1) Terms Document, dated as of February 18, 2025, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on February 24, 2025)

Exhibit 4.17	Risk Retention Agreement, dated as of February 18, 2025, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on February 24, 2025)

Exhibit 4.18	Amended and Restated Trust Agreement, dated as of May 1, 2018, among Synchrony Card Funding, LLC, Citibank, N.A. and Citicorp Trust Delaware, National Association (incorporated by reference to Exhibit 4.7 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.19	Custody and Control Agreement, dated as of November 30, 2017, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Custodian and Indenture Trustee (incorporated by reference to Exhibit 4.8 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.20	Amended and Restated Receivables Sale Agreement, dated as of May 1, 2018, between Synchrony Bank, as Seller, and Synchrony Card Funding, LLC, as Buyer (incorporated by reference to Exhibit 4.9 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.21	Amended and Restated Transfer Agreement, dated as of May 1, 2018, between Synchrony Card Funding, LLC, as Transferor, and Synchrony Card Issuance Trust, as Buyer (incorporated by reference to Exhibit 4.10 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.22	Amended and Restated Servicing Agreement, dated as of May 1, 2018, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.11 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.23	Administration Agreement, dated as of November 30, 2017, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.13 of the Form SF-3 Registration Statement filed on May 4, 2018 (No. 333-224689 and 333-224689-01))

Exhibit 4.24	Supplement No.1 to Amended and Restated Master Indenture, dated as of May 20, 2024, between Synchrony Card Issuance Trust and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 21, 2024)

Exhibit 10.1	Asset Representations Review Agreement, dated as of August 15, 2018, among Synchrony Bank, as Seller and as Servicer, Synchrony Card Funding, LLC, as Transferor, Synchrony Card Issuance Trust, as Issuer, and Clayton Fixed Income Services LLC, as Asset Representations Reviewer (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on August 20, 2018)

Exhibit 31.1	Certification of Officer of Depositor delivered with respect to Synchrony Card Issuance Trust

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Synchrony Bank

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of The Bank of New York Mellon

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of Synchrony Bank

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of The Bank of New York Mellon

Exhibit 35.1	Servicing Compliance Statement of Synchrony Bank

(b)	Exhibit list.

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

Neither the Servicing Reports nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the PPSFs, except as indicated below:

Exceptions: BNYM has provided the following disclosure for inclusion in this Form 10-K:

1122(d)(3)(ii): Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

1122(d)(3)(ii):

Noncompliance:

During the Period, the first distribution for the Consumers 2023 Securitization Funding LLC transaction due on September 3, 2024 ($82,421,673.75) was remitted one day late.

Remediation:

The Company has implemented a daily report, which is distributed daily to Management, that identifies outstanding deal onboarding items serving as a reminder of tasks not yet completed as another check in the process aimed at preventing missed payments. Additionally, programmers are working to build a status report at an individual level, rather than a group level, flagging individuals that have deal onboarding tasks to complete.

The identified instances of noncompliance by BYNM did not involve the servicing of pool assets held by the Trust.

We have not independently verified the accuracy of BNYM’s assertions or the adequacy of its remediation efforts.

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

Date: March 28, 2025

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